Form 10-K
period 2006-12-31
MASTR Asset Backed Securities Trust 2006-NC2
filed 2007-04-02
CIK 1376761

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130373-10

       MASTR Asset Backed Securities Trust 2006-NC2
       (exact name of issuing entity as specified in its charter)

        Mortgage Asset Securitization Transactions, Inc. (depositor) (exact name of the registrant as specified in its charter)

       UBS Real Estate Securities Inc.
       (exact name of the sponsor as specified in its charter)


   Delaware                                          06-1204982
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)



   1285 Avenue of the Americas
   New York, NY                                10019
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 713-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Not Applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

         Not Applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.




                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A. Controls and Procedures.

             Not Applicable.


  Item 9A(T). Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

             Not Applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.





        ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

             None.



  Item 1117 of Regulation AB, Legal Proceedings.

  Legal Proceedings - New Century

DOL Investigation. On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage Corporation ("New Century Mortgage"), an indirect wholly owned subsidiary of New Century Financial Corporation (the "Company"), that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the Fair Labor Standards Act, or FLSA. The DOL narrowed the scope of its investigation to overtime compensation paid to retail loan officers in an Irvine, California operation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages. In April 2005, New Century Mortgage provided requested documents and awaits a response from the DOL.

Rubio. In March 2005, Daniel J. Rubio, a former retail loan officer of New Century Mortgage, filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys' fees and costs. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. A First Amended Complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage's favor, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. The court reconsidered and reversed its ruling in May 2006. A Second Amended Complaint was filed by plaintiff, adding a cause of action for failure to pay overtime in violation of the FLSA. In July 2006, mediation occurred, followed by New Century Mortgage's removal of the case to the United States District Court, Central District of California in August 2006. In September 2006, the court granted New Century Mortgage's motion to strike, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. Plaintiff's Third Amended Complaint was filed in October 2006. In December 2006, the Court granted New Century Mortgage's motion to strike the punitive damages allegations from the plaintiff's Third Amended Complaint and denied New Century Mortgage's motion to dismiss the sixth cause of action for alleged wage statement violations. In December 2006, the parties stipulated to plaintiff filing a Fourth Amended Complaint adding plaintiffs John Hicks and David Vizcarra.

Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation, an indirect wholly owned subsidiary of the Company ("Home123") in the U.S. District Court, Northern District of Indiana, Hammond Division, alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings. The court never ruled on the motion for judgment on the pleadings. In August 2006, the court granted plaintiffs' motion for class certification. The class size is limited to the Northern District of Indiana. On December 13, 2006, the court heard oral argument in Indiana on the parties' summary judgment motions. On March 9, 2007, the court ruled on the motion for summary judgment that defendants' solicitation did not constitute a "firm offer of credit", and ruled that plaintiff Bonner's claim that the disclosure was not "clear and conspicuous" was moot. On March 12, 2007, this action settled on a class-wide basis (Northern District of Indiana). On March 16, 2007, the parties moved for preliminary approval of the settlement. The court has not yet ruled on the motion.

Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against the Company, New Century Mortgage and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the Company, New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys' fees and costs. The Company, New Century Mortgage and Home123 filed a motion to dismiss certain claims in October 2005. In November 2005, the court granted the motion to dismiss, in part. In early March 2006, the court, on its own motion, reversed its prior ruling on the motion to dismiss citing the 7th Circuit Court of Appeals recent decision in the Murray v. GMAC Mortgage Corporation case. On November 14, 2006, plaintiff filed a Motion for Class Certification proposing that the class be limited to all individuals throughout Harris County, Texas whose consumer reports were obtained or used by New Century Mortgage or Home123 in connection with a credit transaction not initiated by them and who received the same written solicitation to entered into a credit transaction received by plaintiff. In late December 2006, plaintiff filed a Third Amended Complaint to limit the class size to Harris County, Texas. On January 22, 2007, the Company, New Century Mortgage and Home123 filed their Opposition to Plaintiff's Motion for Class Certification. On January 31, 2007, the Company, New Century Mortgage and Home123 filed a Motion to Stay. On February 22, 2007, the court denied the Motion to Stay. On March 11, 2007, this action settled. The parties agreed to dismissal with prejudice of individual claims and dismissal without prejudice of claims of putative class members.

Jeppesen. In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District of Indiana. Plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. On January 12, 2007, the Office of the Attorney General, State of Indiana, issued a no-action letter and, in response to a letter dated September 19, 2005 from plaintiff's counsel about alleged violations of the Indiana Home Loan Practices Statute, concluded its inquiry and declined to take any action against New Century Mortgage. In February 2007, the parties reached a settlement on an individual basis. On February 14, 2007, the court entered an order dismissing this case and approving the Stipulation of Dismissal.

Forrest. In January 2006, Mary Forrest filed a class action lawsuit against New Century Mortgage in the U.S. District Court for the Eastern District of Wisconsin, Milwaukee Division. Plaintiff alleges violations of FCRA, claiming that New Century Mortgage accessed prescreened credit reports without authorization because the offers of credit allegedly did not qualify as firm offers of credit. The proposed class consists of persons with Wisconsin addresses to whom New Century Mortgage sent a particular prescreened offer of credit after November 20, 2004. In February 2006, New Century Mortgage filed both its answer and a motion to transfer the case to the U.S. District Court for the Central District of California. In June 2006, the court granted New Century Mortgage's motion to transfer and ordered the case transferred from the U.S. District Court in Wisconsin to the U.S. District Court, Central District of California. In July 2006, New Century Mortgage filed a Notice of Related Case to consolidate this matter with the Phillips class action. On March 11, 2007, this action settled. On March 20, 2007, a stipulation for dismissal of individual claims dismissed with prejudice and claims of putative class members dismissed without prejudice was filed with the court.

Securities Class Action Litigation

         On February 8, 2007, Avi Gold filed a securities class action complaint in the United States District Court for the Central District of California against the Company and certain of its directors and officers (the "Original Complaint"). The Original Complaint alleges that defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about the Company, which resulted in artificially inflated market prices of the Company's common stock. The purported class period is between April 7, 2006 and February 7, 2007. The Original Complaint seeks money damages in favor of its purported class of purchasers of the Company's securities, the costs and expenses of the action and other relief that may be granted by the court.

         The Company has also learned that seventeen additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and March 16, 2007. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to March 2, 2007. One of these class actions has been brought on behalf of the holders of the Company's 9.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and the holders of the Company's 9.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). Another of these class actions has been brought on behalf of the holders of the Company's Series B Preferred Stock. The Company anticipates that similar actions on behalf of holders of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately. The Company's management intends to vigorously defend these claims; however, an unfavorable outcome in these cases or future securities class action cases could have a material adverse effect on the Company's financial condition.

Shareholder Derivative Complaint

        The Company was served with a shareholder derivative complaint on March 1, 2007, filed in the Superior Court of California, County of Orange. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of California Corporations Code 25402 and seeks damages for breach, disgorgement, equitable relief, costs and fees. The case is in the very preliminary stages.

         The Company has also learned that five additional shareholder derivative actions were filed in the Superior Court of California, County of Orange between February 8, 2007 and March 16, 2007 and two additional shareholder derivative actions were filed in the United States District Court for the Central District of California during this same time period. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the original shareholder derivative complaint. The Company anticipates that similar actions may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately.

U.S. Attorney's Office Investigation

         On February 27, 2007, the Company received a letter from the United States Attorney's Office for the Central District of California (the "U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in the Company's securities, as well as accounting errors regarding the Company's allowance for repurchase losses. The Company has subsequently received a grand jury subpoena requesting production of certain documents. The Company intends to cooperate with the requests of the U.S. Attorney's Office.

SEC Investigation

         On March 7, 2007, the Company received a letter from the Pacific Regional Office of the Securities and Exchange Commission (the "SEC") requesting that NCFC preserve certain documents. On March 12, 2007, the Company received a letter from the staff of the Pacific Regional Office of the SEC stating that the staff was conducting a preliminary investigation involving the Company and requesting production of certain documents. The staff of the SEC had also previously requested a meeting with the Company to discuss the events leading up to the Company's previous announcement of the need to restate certain of its historical financial statements. The Company intends to cooperate with the requests of the SEC.

State Regulatory Actions

         The Company has been engaged in recent ongoing discussions with its state regulators regarding the Company's funding constraints and the impact on consumers who are in various stages of the loan origination process with the Company. The Company has advised these regulators that it has ceased accepting loan applications. In addition, the Company has advised these regulators that at this time, the Company and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with the Company. The Company has been and is continuing to work cooperatively with these regulators to mitigate the impact on the affected consumers, including transferring pending loans and loan applications to other mortgage lenders. The Company has also been providing daily reports to its various regulators regarding the status of loans in process in their states, as well as responding to ad hoc information requests.

         The Company received cease and desist orders from the States of Massachusetts, New Hampshire, New Jersey and New York on March 13, 2007 (collectively, the "March 13 Orders"). New Century Mortgage additionally received a Suspension Order from the state of New York on March 13, 2007 (the "NCMC Suspension Order"). The NCMC Suspension Order suspends New Century Mortgage's mortgage banking license in the State of New York for a period not to exceed 30 days, pending investigation. On March 14 and 15, 2007, the Company received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). The March 13 Orders and the March 14-15 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, on March 14, 2007, New Century Mortgage and Home123 entered into a Consent Agreement and Order with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the "Pennsylania Consent Agreement").

           The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The cease and desist order received from the Rhode Island Department of Business Regulation on March 14 suspends the licenses of one or more of the Company's subsidiaries and seeks to assess administrative penalties.

           The Company and its subsidiaries requested hearings on the cease and desist orders issued by regulators in Maryland, Massachusetts, Connecticut and Rhode Island on March 23, 2007, and in Tennessee on March 27, 2007.

         On March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institution (together, the "State") filed a lawsuit against the Company, New Century Mortgage and Home123 (collectively, the "Defendants") on March 14, 2007 in Ohio state court (the "Ohio Complaint"). The Ohio Complaint alleges that the Company has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Also on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). The TRO restrained the Defendants from taking certain actions, including, among others,
(i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. The TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent. On March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and Opposition to a Preliminary Injunction. On March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days and submitted it for court approval. The Stipulated Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. The Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. The Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding the Company's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. The Stipulated Preliminary Injunction also requires the Defendants to submit certain loans (and related information) as to which it intends to foreclose to the State for the State to review. The State may object to the Company proceeding with a particular foreclosure and if the Company is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. The Stipulated Preliminary Injunction also provides for the State to review and object to the Defendants selling, transferring or assigning certain loans that are more than 60 days delinquent.

         On March 16, 2007, the Company received additional cease and desist orders from the State of California (the "California Orders") and certain of the Company's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

         The March 16 Orders and Consent Agreements contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. The March 16 Orders and Consent Agreements restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 16 Orders and Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         On March 16, 2007, Home123 received a suspension order (the "Home123 Suspension Order") from the State of New York Banking Department. The Home123 Suspension Order contains allegations similar to those included in the NCMC Suspension Order and further provides that Home123's mortgage banking license in the State of New York has been suspended for a period not exceeding 30 days, pending investigation. The Company and Home123 are reviewing the Home123 Suspension Order and accordingly have not yet determined whether they will appeal all or any portion of the Home123 Suspension Order.

         On March 20, 2007, the Company entered into a Combined Statement of Charges and Consent Order with the State of Iowa and a Consent Agreement and Order with the State of Maine Office of Consumer Credit Regulation, Department of Professional and Financial Regulation (together, the "March 20 Orders"). On March 21, 2007, the Company entered into a Consent Order with the State of Michigan, Department of Labor & Economic Growth, Office of Financial and Insurance Services and a Consent Order with the State of Wyoming Banking Commission (the "March 21 Orders"). On March 23, 2007, the Company entered into a Consent Agreement and Order with the State of Idaho Department of Finance (the "March 23 Order"). Similar to the consent agreements described above, the March 20, 21 and 23 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. They restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. They also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         The Company anticipates that cease and desist orders will continue to be received by the Company and its subsidiaries from additional states in the future and that the Company and its subsidiaries may enter into additional consent agreements similar to those described above. The Company does not undertake, and expressly disclaims, any obligations to update this disclosure for any such additional cease and desist orders or consent agreements or for any developments with respect to any of the state regulatory actions described herein.

         The Company intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from the Company's funding constraints.




  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            None.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under
            Item 15.

            The following party has reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessment of compiance:

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            Servicer compliance statements are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) The Pooling and Servicing Agreement dated as of September 1, 2006 among Mortgage Asset Securitization Transactions, Inc., as depositor, HomEq Servicing Corporation, as servicer, Wells Fargo Bank, N.A., as master servicer and trust administrator and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on October 17, 2006).

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation <F1>
      f) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation <F1>
      f) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation <F1>


     (35) Servicer compliance statement.


      a) HomEq Servicing Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trust Administrator <F1>



   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.


  <F1> Filed herewith.






                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    MASTR Asset Backed Securities Trust 2006-NC2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Melissa Loiselle
    Melissa Loiselle, Vice President

    Date: April 2, 2007




  Exhibit Index

  Exhibit No.

   (4) The Pooling and Servicing Agreement dated as of September 1, 2006 among Mortgage Asset Securitization Transactions, Inc., as depositor, HomEq Servicing Corporation, as servicer, Wells Fargo Bank, N.A., as master servicer and trust administrator and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on October 17, 2006).

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian
      b) HomEq Servicing Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      f) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian
      b) HomEq Servicing Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator
      e) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      f) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation


     (35) Servicer compliance statement.


      a) HomEq Servicing Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Trust Administrator





  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Melissa Loiselle, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of MASTR Asset Backed Securities Trust 2006-NC2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicer and based on my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party:
     HomEq Servicing Corporation, as Servicer.


     Dated:  April 2, 2007

     /s/ Melissa Loiselle
     Signature

     Vice President
     Title




EX-33 (a)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (b)
HOMEQ SERVICING

Assessment of Compliance with Applicable Servicing Criteria

1. Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission (the "Applicable Servicing Criteria"), as of December 31, 2006 and for the period from November 1, 2006 through December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) (the "Platform");


2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. The Company's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion;

3. Except as set forth in paragraph 4 below, HomEq's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

(page)

HOMEQ SERVICING

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.


March 12, 2007

(page)

Barclay's Capital Real Estate Inc. d/b/a HomEq
Servicing

By:  /s/ Art Lyon
Name: Art Lyon
Title: Vice President

(page)

Wachovia Corporation                       Ross E. Jefferies, Jr.
Legal Division                          Senior Vice President and
One Wachovia Center                        Deputy General Counsel
301 South College Street NC0630         Direct Dial: 704 374-3234
Charlotte, NO 28228                             Fax: 704 715-4494
Tel  704 374-6611                      ross.jeffries@wachovia.com

(logo) WACHOVIA

Assessment of Compliance with Applicable Servicing Criteria

1. Management of Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation) ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities Exchange Commission, as of and for the ten months ended October 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto (the "Applicable Servicing Criteria"). The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform");

2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. HomEq's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06;

3. Except as set forth in paragraph 4 below, HomEQ's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of and for the ten months ended October 31, 2006;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole;

(page)

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 with respect to the Platform taken as a whole;

8. KPMG LLP an independent registered public accounting firm has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the ten months ended October 31, 2006.

Wachovia Equity Servicing, LLC (successor by merger to HomEq
Servicing Corporation)

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel

Wachovia Bank N.A.

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel


March 12, 2007

(page)

APPENDIX A

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)          HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.





1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.

1122(d)(2)(vii)      Reconciliations are prepared on a               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) are mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D) contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

                     Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction                                                                      X^2
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C)are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with investors' or the
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated
                     and remitted in accordance with                                                                         X^2
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 1122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq


1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.

1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with the related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool assets (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq          Party             Party                 HomEq

 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in



^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.


(page)


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the    or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     the transaction agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support, identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     this Regulation AB, is maintained as set
                     forth in the transaction agreements.


(page)


(logo) HOMEQ SERVICING

APPENDIX A

                                                                                                                        INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in
                     the transaction agreements.

1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

(logo) HOMEQ SERVICING

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.




1122(d)(2)(vii)      Reconciliations are prepared on a                               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D)contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those                                                                    X^2
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C) are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with the investors' or
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated                                                                   X^2
                     and remitted in accordance with
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.

1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 11122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

(logo) HOMEQ SERVICING


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq



1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool asset (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     Servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in the transaction
                     agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     Regulation AB, is maintained as set
                     forth in the transaction agreements.


^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).


Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By:  /s/ Arthur J. Castner
Arthur J. Caster

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage


3





EX-33 (f)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Real Estate
Tax Solutions Limited
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 800.962.9689
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Real Estate Tax Solutions Limited ("ZCRETS") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCRETS, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCRETS. ZCRETS has used the servicing criteria communicated to ZCRETS by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 4(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. As a subcontractor for Servicers, ZCRETS has determined that it complied in all material respects with the servicing criteria listed below. ZCRETS engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCRETS' assessment, and E&Y has issued an attestation report on ZCRETS' assessment of compliance with the applicable servicing criteria for the Period.

1. ZCRETS maintained a fidelity bond and errors & omissions policy in effect on ZCRETS throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCRETS (1122(d)(1)(iv)).

2. To the extent that ZCRETS prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)).

3. Payments made on behalf of Servicer's obligor for real estate taxes are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for real estate taxes to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCRETS' funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xiii)).


(page)


Sincerely,
ZC Real Estate Tax Solutions Limited

By:    /s/ Mike Koepke
       Mike Koepke
Title: Senior Vice President and Tax Product Line Executive
Date:  March 1, 2007

By:    /s/ James P. Novak
       James P. Novak
Title: Senior Vice President & General Counsel
Date:  March 1, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) to which the criteria mentioned within the Assertion applies:

1. HomeEq Servicing Corporation
2. HomeBanc Mortgage Corporation
3. Wendover Financial Services Corporation a subsidiary of Electronic Data Services Corporation


3





EX-34 (a)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212
Report of Independent Registered Public Accounting Firm

The Managing Directors of Wachovia Equity Servicing, LLC
(successor by merger to HomEq Servicing Corporation):

We have examined the accompanying management assertion that Wachovia Equity Servicing, LLC, (successor by merger to HomEq Servicing Corporation) ("HomEq") complied with the applicable servicing criteria set forth in Item 1122 of the Securities and Exchange Commission's Regulation AB in regards to asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform"), excluding servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii),
1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii),
1122(d)(4)(xiii), and 1122(d)(4)(xv), which HomEq has determined are not applicable to the activities HomEq performs with respect to the Platform. Management is responsible for HomEq's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about HomEq's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about HomEq's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether HomEq processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by HomEq during the period covered by this report Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the HomEq during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HomEq's compliance with the servicing criteria.

As described in the accompanying management assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), HomEq has engaged a vendor to perform the activities required by these servicing criteria. HomEq has determined that this vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation
Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, HomEq has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. HomEq is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that HomEq complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois

March 12, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Barclays Capital Real Estate Inc.:

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq" or the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which HomEq acted as servicer Involving subprime residential mortgage loans (other than transactions that closed prior to 2006) (the Platform), as of December 31, 2006 and for the period from November 1, 2006 to December 31, 2006, excluding criteria 1122
(d)(1)(iii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(xi),1122(d)(4)(xii),1122(d)(4)(xii) and
1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. As described in management's assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged a vendor to perform the activities required by these servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

(page)

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2008 and for the period November 1, 2006 through December 31, 2006 for the asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to 2006) is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 9, 2007


2





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.


/s/ Ernst & Young

February 20, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (f)
(logo) ERNST&YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404)874-8300
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Real Estate Tax Solutions Limited (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZCTS Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 1, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-35 (a)
ANNUAL CERTIFICATION

Re: MASTR Asset Backed Securities Trust 2006-NC2 (the "Trust"), Mortgage Pass Through Certificates, Series 2006-NC2 issued pursuant to the Pooling and Servicing Agreement dated as of September l, 2006 (the "Pooling and Servicing Agreement"), by and among Mortgage Asset Securitization Transactions, Inc (the "Depositor"), U.S. Bank, National Association, (the "Trustee"), Wells Fargo Bank, N.A., (the "Master Servicer"), and Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation), as servicer, (the "Servicer")

I, William T. Fowler, Vice President, of the Wachovia Equity Servicing, LLC (successor by merger to HomeEq Servicing Corporation), hereby certify to the Depositor and the Trustee and their officers, directors, and affiliates, pursuant to Section 3.20 of the Pooling and Servicing Agreement, that:

       A review of the activities of the Servicer during the period of January 1, 2006 to November 1, 2006, or the applicable portion thereof, and, to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects for the period of January 1, 2006 to November 1, 2006.

Date: Feb 23, 2007

/s/ William T. Fowler
William T. Fowler
Vice President


(page)


ANNUAL CERTIFICATION

Re: MASTR Asset Backed Securities Trust 2006-NC2 (the "Trust"), Mortgage Pass Through Certificates, Series 2006-NC2 issued pursuant to the Pooling and Servicing Agreement dated as of September 1, 2006 (the "Pooling and Servicing Agreement"), by and among Mortgage Asset Securitization Transactions, Inc (the "Depositor"), U.S. Bank, National Association, (the "Trustee"), Wells Fargo Bank, N.A., (the "Master Servicer"), and Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, as servicer, (the "Servicer")

On November 1, 2006, substantially all of the servicing assets of Servicer were acquired by Barclays Capital Real Estate Inc. d/b/a HomEq Servicing. I, Arthur
Q. Lyon, Vice President and Chief Executive Officer of the HomEq Servicing Division of Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, hereby certify to the Depositor and the Trustee and their officers, directors, and affiliates, pursuant to Section 3.20 of the Pooling and Servicing Agreement, that:

       A review of the activities of the Servicer during the period of November 1, 2006 to December 31, 2006, or the applicable portion thereof, and, to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligation under the Pooling and Servicing Agreement in all material respects for the period of November 1, 2006 to December 31, 2006.


Date: March 7, 2007


/s/ Arthur Q. Lyon
Arthur Q. Lyon
Vice President and CEO
HomEq Servicing Division





EX-35 (b)
(logo) WELLS FARGO


Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 24, 2007

Mortgage Asset Securitization Transactions, Inc.
1285 Avenue of the Americas
New York, NY 10019

RE: Annual Statement As To Compliance for MASTR Asset Backed Securities Trust
    2006-NC2

Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 9/11/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Barry Akers
Barry Akers
Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 13, 2007

Mortgage Asset Securitization Transactions, Inc.
1285 Avenue of the Americas
New York, NY 10019

RE: Annual Statement As To Compliance for MASTR Asset Backed Securities Trust 2006-NC2

Per Section 3.20 of the Pooling and Servicing Agreement, dated as of 9/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trust Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

Certified By:
/s/ Kristen Cronin
Kristen Cronin, Vice President

Certified By:
/s/Gordon Johnson
Gordon Johnson, Assistant Secretary